Form 10-K
period 2024-12-31
BMO 2024-5C4 Mortgage Trust
filed 2025-03-28
CIK 2016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-255934-12

Central Index Key Number of the issuing entity: 0002016125

BMO 2024-5C4 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4315782 38-4315783 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786-1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1.  The 28-40 West 23rd Street mortgage loan, which represented approximately 5.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1812 North Moore mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BMO 2024-5C4 PSA (as defined in Item 15 below) prior to May 30, 2024 and (ii) are serviced pursuant to the Benchmark 2024-V7 PSA (as defined in Item 15 below) on and after May 30, 2024.

2.  The Kenwood Towne Centre mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Respara mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Kenwood Towne Centre mortgage loan and the Respara mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 Trust 2024-5YR6 PSA (as defined in Item 15 below).

3.  The Staten Island Mall mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Staten Island Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-5C25 PSA (as defined in Item 15 below).

4.  The Lexmark mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Casa Cipriani mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Lexmark mortgage loan and the Casa Cipriani mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V6 PSA (as defined in Item 15 below).

5.  The Euclid Apartments mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Euclid Apartments mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BMO 2024-5C4 PSA prior to July 25, 2024 and (ii) are serviced pursuant to the WFCM 2024-5C1 PSA (as defined in Item 15 below) on and after July 25, 2024.

6.  The AutoNation mortgage loan, which represented approximately 0.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The AutoNation mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-C24 PSA (as defined in Item 15 below).

7.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) 3650 REIT Loan Servicing LLC, as special servicer for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA, (ii) KeyBank National Association, as master servicer under the BBCMS 2024-C24 PSA, pursuant to which the AutoNation mortgage loan is serviced and (iii) BellOak, LLC, as operating advisor for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA, are not included in this report on Form 10-K because each of 3650 REIT Loan Servicing LLC,  KeyBank National Association and BellOak, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2024-V7 PSA, the BANK5 Trust 2024-5YR6 PSA, the BBCMS 2024-5C25 PSA, the Benchmark 2024-V6 PSA, the WFCM 2024-5C1 PSA and the BBCMS 2024-C24 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statement (i) K-Star Asset Management LLC, as special servicer for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA on and after May 30, 2024, (ii) 3650 REIT Loan Servicing LLC, as special servicer for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA and (iii) KeyBank National Association, as master servicer under the BBCMS 2024-C24 PSA, pursuant to which the AutoNation mortgage loan is serviced, because each of K-Star Asset Management LLC, 3650 REIT Loan Servicing LLC and KeyBank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2024-V7 PSA, the BANK5 Trust 2024-5YR6 PSA, the BBCMS 2024-5C25 PSA, the Benchmark 2024-V6 PSA, the WFCM 2024-5C1 PSA and the BBCMS 2024-C24 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2024-5C4 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on April 26, 2024 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of May 1, 2024 (the “BMO 2024-5C4 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated April 26, 2024, and filed by the registrant on May 15, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of May 1, 2024 (the “Benchmark 2024-V7 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated May 30, 2024, and filed by the registrant on June 4, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2024 (the “BANK5 Trust 2024-5YR6 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC as operating advisor and asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of March 1, 2024 (the “BBCMS 2024-5C25 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Pooling and Servicing Agreement, dated as of March 1, 2024 (the “Benchmark 2024-V6 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of July 1, 2024 (the “WFCM 2024-5C1 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 25, 2024, and filed by the registrant on July 31, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein). (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of February 1, 2024 (the “BBCMS 2024-C24 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, BellOak, LLC, as Operating Advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein). (See Explanatory Note 6)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2 Argentic Services Company LP, as special servicer

33.3 Pentalpha Surveillance LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced on and after May 30, 2024. (see Exhibit 33.1)

33.7 K-Star Asset Management LLC, as special servicer for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA on and after May 30, 2024.

33.8 Park Bridge Lender Services LLC, as operating advisor for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA on and after May 30, 2024.

33.9 Computershare Trust Company, National Association, as custodian for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA on and after May 30, 2024. (see Exhibit 33.5)

33.10 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced on and after May 30, 2024. (see Exhibit 33.4)

33.11 Wells Fargo Bank, National Association, as master servicer under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

33.12 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

33.13 LNR Partners, LLC, as special servicer for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA.

33.14 Park Bridge Lender Services LLC, as operating advisor for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA. (see Exhibit 33.8)

33.15 Computershare Trust Company, National Association, as custodian for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA. (see Exhibit 33.5)

33.16 Computershare Trust Company, National Association, as trustee under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced. (see Exhibit 33.4)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 33.1)

33.18 Pentalpha Surveillance LLC, as operating advisor for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 33.3)

33.19 Computershare Trust Company, National Association, as custodian for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 33.5)

33.20 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 33.4)

33.21 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 33.1)

33.22 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 33.13)

33.23 Pentalpha Surveillance LLC, as operating advisor for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 33.3)

33.24 Computershare Trust Company, National Association, as custodian for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 33.5)

33.25 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 33.4)

33.26 Wells Fargo Bank, National Association, as master servicer under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced on and after July 25, 2024. (see Exhibit 33.11)

33.27 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced on and after July 25, 2024. (see Exhibit 33.12)

33.28 Argentic Services Company LP, as special servicer for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA on and after July 25, 2024. (see Exhibit 33.2)

33.29 Pentalpha Surveillance LLC, as operating advisor for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA on and after July 25, 2024. (see Exhibit 33.3)

33.30 Computershare Trust Company, National Association, as custodian for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA on and after July 25, 2024. (see Exhibit 33.5)

33.31 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced on and after July 25, 2024. (see Exhibit 33.4)

33.32 Argentic Services Company LP, as special servicer for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 33.2)

33.33 Computershare Trust Company, National Association, as custodian for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 33.5)

33.34 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C24 PSA, pursuant to which the AutoNation mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2 Argentic Services Company LP, as special servicer

34.3 Pentalpha Surveillance LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced on and after May 30, 2024. (see Exhibit 34.1)

34.7 K-Star Asset Management LLC, as special servicer for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA on and after May 30, 2024.

34.8 Park Bridge Lender Services LLC, as operating advisor for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA on and after May 30, 2024.

34.9 Computershare Trust Company, National Association, as custodian for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA on and after May 30, 2024. (see Exhibit 34.5)

34.10 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced on and after May 30, 2024. (see Exhibit 34.4)

34.11 Wells Fargo Bank, National Association, as master servicer under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

34.12 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

34.13 LNR Partners, LLC, as special servicer for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA.

34.14 Park Bridge Lender Services LLC, as operating advisor for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA. (see Exhibit 34.8)

34.15 Computershare Trust Company, National Association, as custodian for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA. (see Exhibit 34.5)

34.16 Computershare Trust Company, National Association, as trustee under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced. (see Exhibit 34.4)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 34.1)

34.18 Pentalpha Surveillance LLC, as operating advisor for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 34.3)

34.19 Computershare Trust Company, National Association, as custodian for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 34.5)

34.20 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 34.4)

34.21 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 34.1)

34.22 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 34.13)

34.23 Pentalpha Surveillance LLC, as operating advisor for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 34.3)

34.24 Computershare Trust Company, National Association, as custodian for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 34.5)

34.25 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 34.4)

34.26 Wells Fargo Bank, National Association, as master servicer under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced on and after July 25, 2024. (see Exhibit 34.11)

34.27 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced on and after July 25, 2024. (see Exhibit 34.12)

34.28 Argentic Services Company LP, as special servicer for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA on and after July 25, 2024. (see Exhibit 34.2)

34.29 Pentalpha Surveillance LLC, as operating advisor for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA on and after July 25, 2024. (see Exhibit 34.3)

34.30 Computershare Trust Company, National Association, as custodian for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA on and after July 25, 2024. (see Exhibit 34.5)

34.31 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced on and after July 25, 2024. (see Exhibit 34.4)

34.32 Argentic Services Company LP, as special servicer for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 34.2)

34.33 Computershare Trust Company, National Association, as custodian for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 34.5)

34.34 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C24 PSA, pursuant to which the AutoNation mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 Argentic Services Company LP, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced on and after May 30, 2024. (see Exhibit 35.1)

35.5 Wells Fargo Bank, National Association, as master servicer under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

35.6 LNR Partners, LLC, as special servicer for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA.

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 35.1)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 35.1)

35.9 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 35.6)

35.10 Wells Fargo Bank, National Association, as master servicer under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced on and after July 25, 2024. (see Exhibit 35.5)

35.11 Argentic Services Company LP, as special servicer for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA on and after July 25, 2024. (see Exhibit 35.2)

35.12 Argentic Services Company LP, as special servicer for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 35.2)

99.1 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between Argentic Real Estate Finance 2 LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Argentic Real Estate Finance 2 LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between Goldman Sachs Mortgage Company and BMO Commercial Mortgage Securities LLC, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between LMF Commercial, LLC and BMO Commercial Mortgage Securities LLC, pursuant to which LMF Commercial, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

99.7 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

99.8 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between UBS AG and BMO Commercial Mortgage Securities LLC, pursuant to which UBS AG sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

99.9 Mortgage Loan Purchase Agreement, dated as of May 1, 2024, between Wells Fargo Bank, National Association and BMO Commercial Mortgage Securities LLC, pursuant to which Wells Fargo Bank, National Association sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 28, 2025