Form 10-K
period 2025-12-31
BMO 2024-5C4 Mortgage Trust
filed 2026-03-31
CIK 2016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  The 28-40 West 23rd Street mortgage loan, which represented approximately 5.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1812 North Moore mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V7 PSA (as defined in Item 15 below).

2.  The Kenwood Towne Centre mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Respara mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Kenwood Towne Centre mortgage loan and the Respara mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 Trust 2024-5YR6 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK5 Trust 2024-5YR6 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-12.

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

5.  The Euclid Apartments mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Euclid Apartments mortgage loan and each of the related companion loan(s) are serviced pursuant to the WFCM 2024-5C1 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the WFCM 2024-5C1 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-12.

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

8.  This report on Form 10-K does not include the servicer compliance statement (i) K-Star Asset Management LLC, as special servicer for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA on and after May 30, 2024, (ii) Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced, (iii) 3650 REIT Loan Servicing LLC, as special servicer for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA, (iv)  Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced and (v) KeyBank National Association, as master servicer under the BBCMS 2024-C24 PSA, pursuant to which the AutoNation mortgage loan is serviced, because each of K-Star Asset Management LLC, Trimont LLC, 3650 REIT Loan Servicing LLC and KeyBank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2024-V7 PSA, the BANK5 Trust 2024-5YR6 PSA, the BBCMS 2024-5C25 PSA, the Benchmark 2024-V6 PSA, the WFCM 2024-5C1 PSA and the BBCMS 2024-C24 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2024 (the “BANK5 Trust 2024-5YR6 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC as operating advisor and asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated April 26, 2024, and filed by the registrant on April 26, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein). (See Explanatory Note 2)

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

(4.6) Pooling and Servicing Agreement, dated as of July 1, 2024 (the “WFCM 2024-5C1 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 25, 2024, and filed by the registrant on July 31, 2024 under Commission File No. 333-255934-12, and is incorporated by reference herein). (See Explanatory Note 5)

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

33.2 Argentic Services Company LP, as special servicer

33.3 Pentalpha Surveillance LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced. (see Exhibit 33.1)

33.7 K-Star Asset Management LLC, as special servicer for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA.

33.8 Park Bridge Lender Services LLC, as operating advisor for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA.

33.9 Computershare Trust Company, National Association, as custodian for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 33.5)

33.10 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced. (see Exhibit 33.4)

33.11 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

33.12 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

33.13 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

33.14 LNR Partners, LLC, as special servicer for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA.

33.15 Park Bridge Lender Services LLC, as operating advisor for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA. (see Exhibit 33.8)

33.16 Computershare Trust Company, National Association, as custodian for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA. (see Exhibit 33.5)

33.17 Computershare Trust Company, National Association, as trustee under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced. (see Exhibit 33.4)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 33.1)

33.19 Pentalpha Surveillance LLC, as operating advisor for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 33.3)

33.20 Computershare Trust Company, National Association, as custodian for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 33.5)

33.21 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 33.4)

33.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 33.1)

33.23 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 33.14)

33.24 Pentalpha Surveillance LLC, as operating advisor for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 33.3)

33.25 Computershare Trust Company, National Association, as custodian for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 33.5)

33.26 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 33.4)

33.27 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 33.11)

33.28 Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 33.12)

33.29 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 33.13)

33.30 Argentic Services Company LP, as special servicer for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 33.2)

33.31 Pentalpha Surveillance LLC, as operating advisor for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 33.3)

33.32 Computershare Trust Company, National Association, as custodian for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 33.5)

33.33 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 33.4)

33.34 Argentic Services Company LP, as special servicer for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 33.2)

33.35 Computershare Trust Company, National Association, as custodian for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 33.5)

33.36 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C24 PSA, pursuant to which the AutoNation mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2 Argentic Services Company LP, as special servicer

34.3 Pentalpha Surveillance LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced. (see Exhibit 34.1)

34.7 K-Star Asset Management LLC, as special servicer for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA.

34.8 Park Bridge Lender Services LLC, as operating advisor for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA.

34.9 Computershare Trust Company, National Association, as custodian for the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 34.5)

34.10 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced. (see Exhibit 34.4)

34.11 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

34.12 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

34.13 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

34.14 LNR Partners, LLC, as special servicer for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA.

34.15 Park Bridge Lender Services LLC, as operating advisor for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA. (see Exhibit 34.8)

34.16 Computershare Trust Company, National Association, as custodian for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA. (see Exhibit 34.5)

34.17 Computershare Trust Company, National Association, as trustee under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced. (see Exhibit 34.4)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 34.1)

34.19 Pentalpha Surveillance LLC, as operating advisor for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 34.3)

34.20 Computershare Trust Company, National Association, as custodian for the Staten Island Mall mortgage loan under the BBCMS 2024-5C25 PSA. (see Exhibit 34.5)

34.21 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 34.4)

34.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 34.1)

34.23 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 34.14)

34.24 Pentalpha Surveillance LLC, as operating advisor for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 34.3)

34.25 Computershare Trust Company, National Association, as custodian for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 34.5)

34.26 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 34.4)

34.27 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 34.11)

34.28 Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 34.12)

34.29 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 34.13)

34.30 Argentic Services Company LP, as special servicer for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 34.2)

34.31 Pentalpha Surveillance LLC, as operating advisor for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 34.3)

34.32 Computershare Trust Company, National Association, as custodian for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 34.5)

34.33 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 34.4)

34.34 Argentic Services Company LP, as special servicer for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 34.2)

34.35 Computershare Trust Company, National Association, as custodian for the AutoNation mortgage loan under the BBCMS 2024-C24 PSA. (see Exhibit 34.5)

34.36 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C24 PSA, pursuant to which the AutoNation mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 Argentic Services Company LP, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 28-40 West 23rd Street mortgage loan and the 1812 North Moore mortgage loan are serviced. (see Exhibit 35.1)

35.5 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 Trust 2024-5YR6 PSA, pursuant to which the Kenwood Towne Centre mortgage loan and the Respara mortgage loan are serviced.

35.6 LNR Partners, LLC, as special servicer for the Kenwood Towne Centre mortgage loan and the Respara mortgage loan under the BANK5 Trust 2024-5YR6 PSA.

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C25 PSA, pursuant to which the Staten Island Mall mortgage loan is serviced. (see Exhibit 35.1)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6 PSA, pursuant to which the Lexmark mortgage loan and the Casa Cipriani mortgage loan are serviced. (see Exhibit 35.1)

35.9 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan and the Casa Cipriani mortgage loan under the Benchmark 2024-V6 PSA. (see Exhibit 35.6)

35.10 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Euclid Apartments mortgage loan is serviced. (see Exhibit 35.5)

35.11 Argentic Services Company LP, as special servicer for the Euclid Apartments mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 35.2)

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

Date: March 31, 2026